Form 10-K/A
period 2005-12-31
Citigroup Mortgage Loan Trust, Series 2005-OPT4
filed 2006-04-12
CIK 1337804

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A



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


  Signed: Citigroup Mortgage Loan Trust Inc. as Depositor

  By: /s/ Susan Mills

  By: Susan Mills, Vice President

  Dated: April 12, 2006



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



     Date: April 12, 2006

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